Form 10-K
ADVANTA REVOLVING HOME EQUITY LOAN TRUST 1999 B
filed 2000-04-03
CIK 1095226

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number 333-75295-02

ADVANTA Revolving Home Equity Loan Trust 1999-B

New York                      88-0360305
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$257,486,946.71

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Revolving Home Equity Loan Trust 1999-B, (the "Trust" or
"Issuer") is a New York common law trust established as of September 1, 1999, pursuant to a Pooling and Servicing Agreement (the "Pooling and
Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc.
as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master
Servicer (the "Master Servicer") (together, the "Companies") and Bankers
Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $275,000,000.00 principal amount of ADVANTA Revolving Home Equity Loan
Asset Backed Notes, Series 1999-B, Note Certificate
 and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On September 1, 1999, the Sponsor sold $275,000,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was managed by Morgan Stanley Dean Witter and Banc of America Securities LLC
The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-75295) on Form S-3 declared effective on Septeber 1, 1998.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 2000, there were approximately 11 holders of the Note Certificates. The number of holders includes individual participants in security position listings. As of December 24, 1999, 3 monthly distributions had been made to the holders of the Certificates.


ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On September 1, 1999, the Issuer issued $275,000,000.00 aggregate principal amount of Note Certificates having a variable monthly rate, which are collateralized by Mortgage Loans.
The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting of which was co-managed by Morgan Stanley Dean Witter and Banc of America Securities LLC., has been accounted for as a sale of the Certificates. The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Revolving Home Equity Loan Certificates, Series 1999-B, Note Certificate (Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Equity Loan Certificates, Series 1999-B, .;(ii) the principal amount of the Note Certificates and (iii) the percent that the principal amount of Note Certificates owned represents of the outstanding principal amount of the Note Certificates. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Note Certificates
The Bank of New York
Cecile Lamarco
925 Patterson Plank Rd
Secaucus, NJ 07094                                       9.18%

Chase Manhattan Bank
Orma Trim Supervisor
4 New York Plaza 13th Floor
New York, NY 10004                                      22.69%

Firstar Bank, N.A.
Carolyn Holt
425 Walnut Street
Location CN-WM-06CT
Cincinnati, OH 45201                                    32.73%

Investors Fiduciary Trust Company/SSB
Joseph Callahan
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171                                    12.98%

Norwest Bank Minnesota, National Association
John Kemper
733 Marquette Avenue
Minneapolis, MN 55479-0056                              14.55%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3. Exhibits:As the Issuer was established as of September 1 1999, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1999, and mail such statement to the Certificateholders on or before the last day of March, 2000 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 2000. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 24, 1999, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1999.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 24, 1999.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September 1, 1998

(b)    Reports on Form 8-K.
              3 reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K    Statements Filed




              October 25, 1999Monthly Report for the September 1999 Monthly
                              Period relating to the ADVANTA Revolving Home Equity Loan Pass-through Certificates 1999-B, Note Certificate, issued by the ADVANTA Revolving Home Equity Loan Trust 1999-B.

              November 26, 199Monthly Report for the October 1999 Monthly
                              Period relating to the ADVANTA Revolving Home Equity Loan Pass-through Certificates 1999-B, Note Certificate, issued by the ADVANTA Revolving Home Equity Loan Trust 1999-B.

              December 24, 199Monthly Report for the November 1999 Monthly
                              Period relating to the ADVANTA Revolving Home Equity Loan Pass-through Certificates 1999-B, Note Certificate, issued by the ADVANTA Revolving Home Equity Loan Trust 1999-B.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Revolving Home Equity Loan Trust 1999-B
                 Registrant


BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage



March 31, 2000


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1999.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance with
                              Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 24,
                              1999.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September
1, 1998.

                                              EXHIBIT 28.1
March 24, 2000

Bankers Trust Company
Attention:  Mark McNeill
1761 East St. Andrew Place
Santa Ana, CA 92705-4934


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of September 1, 1999, relating to ADVANTA Revolving Home Equity Loan Trust
1999-B, I, H. John Berens, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage

HJB/lp

cc:     Mr. James L. Shreero
         Mary T. Woehr, Esq.

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1999.  Management is responsible for Advanta
Mortgage Corp. USA's compliance with minimum servicing standards and for maintaining a fidelity bond and errors and omission policy. Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1999 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
January 21, 2000

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 1999, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence.


BY;      /s/ H. John Berens                   BY;      /s/ James L. Shreero
              H. John Berens                                  James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing Officer                          and Chief Financial
                                                              Officer


                                              EXHIBIT 28.4

              ADVANTA Revolving Home Equity Loan Trust 1999-B

                         Statement to Certificateholders

Distribution in Dollars - Current Period
                                   Prior
                 Original        Principal                                        Total         Realized
    Class        Face Value       Balance         Interest       Principal     Distribution      Losses
Notes             275,000,000.    268,510,599.        1,378,05      3,507,463        4,885,51
Certs

Totals            275,000,000.    268,510,599.        1,378,05      3,507,463        4,885,51

                                  Current
                  Deferred       Principal
    Class         Interest        Balance
Notes                             265,003,135.77
Certs                                                 -

Totals                            265,003,135.77

Interest Accrual Detail       Current Period Factor Information per $1,000 of Original Face
                                                                             Orig. Principal      Prior
                   Period         Period                                     (with Notional)    Principal
    Class         Starting         Ending          Method          Cusip         Balance         Balance
Notes                 11/26/99        12/26/99     A-Act/360      00759OAVO      275,000,000.        976.402
Certs                                                                               -

                                                                  Current
                                                   Total         Principal
    Class         Interest       Principal      Distribution      Balance
Notes                      5.0            12.7            17.7        963.647766
Certs                                                                               -

Distribution in Dollars - To Date
                 Original                       Unscheduled      Scheduled        Total          Total
    Class        Face Value       Interest       Principal       Principal      Principal     Distribution
Notes             275,000,000.        3,965,41                      9,996,864        9,996,86    13,962,281.
Certs

Totals            275,000,000.        3,965,41                      9,996,864        9,996,86    13,962,281.

                                                  Current
                  Realized        Deferred       Principal
    Class          Losses         Interest        Balance
Notes                                             265,003,135.77
Certs                                                                 -

Totals                                            265,003,135.77

Interest Detail
                    Pass      Prior Principal                      Non-           Prior        Unscheduled
                  Through     (with Notional)     Accrued        Supported        Unpaid        Interest
    Class           Rate          Balance         Interest      Interest SF      Interest      Adjustments
Notes                 5.96000%    268,510,599.        1,378,05
Certs

Totals                            268,510,599.        1,378,05

                                  Paid or         Current
                  Optimal         Deferred         Unpaid
    Class         Interest        Interest        Interest
Notes                 1,378,05        1,378,05                        -
Certs                                                                 -

Totals                1,378,05        1,378,05                        -

Collection Account Report
Summary                                                                                           Total
Principal Collections                                                                              2,605,146
Principal Withdrawals
Principal Other Accounts
TOTAL NET PRINCIPAL                                                                                2,605,146

Interest Collects                                                                                  2,052,814
Interest Withdrawals
Interest Fees                                                                                        (196,04
Interest Other Accounts                                                                               423,60
TOTAL INTEREST                                                                                     2,280,373

TOTAL AVAILABLE TO BONDHOLDERS                                                                     4,885,519

Principal - Collections                                                                           Total
Principal Received                                                                                 2,605,146
Repurchases/Substitutions
Liquidations
Insurance Principal
Realized Losses
TOTAL PRINCIPAL COLLECTED                                                                          2,605,146

Collection Account Report
Principal - Withdrawals                                                                           Total

SPACE INTENTIONALLY LEFT BLANK

Principal - Other Accounts                                                                        Total
Prefunded Termination Amt
Other Principal
TOTAL OTHER ACCOUNTS PRINCIPAL

Interest - Collections                                                                            Total
Interest Received                                                                                  2,052,814
Repurchases/Substitutions
Liquidations
Insurance Interest
Other Additional Interest
Interest Realized Losses
TOTAL INTEREST COLLECTED                                                                           2,052,814

Collection Account Report
Interest - Withdrawals                                                                            Total
Insurer Reimbursement Amounts
Reimburse Indenture And Owner Trustee Expenses
Reimburse to Servicer Nonrecoverable Advances
TOTAL INTEREST WITHDRAWALS

Interest - Other Accounts                                                                         Total
Capitalized Interest Requirement                                                                      209,85
Pre-Funding Interest Earnings                                                                         213,74
Collection Account Interest Earnings
TOTAL OTHER ACCOUNT INTEREST                                                                          423,60

Interest - Fees                                                                                   Total
Servicing Fees                                                                                        133,87
Indenture Trustee Fees                                                                                   3,5
Owner Trustee Fees
Certificate Insurer Premiums                                                                            58,1
TOTAL INTEREST FEES                                                                                   196,04

Credit Enhancement Report
Accounts                                                                                          Total

 SPACE INTENTIONALLY LEFT BLANK

Insurance                                                                                         Total

 SPACE INTENTIONALLY LEFT BLANK

Structural Features                                                                               Total
Specified Overcollateralization Amount                                                        34,736,842.11
Current Overcollateralization Amount                                                          19,713,624.22
Overcollateralization Deficit
Overcollateralization Reduction Amount

Delinquency Report - Total
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                                 3,220,72         789,45           708,0      4,718,220
              % Balance                                  1.51%          0.37%           0.33%          2.21%
              # Loans                                     127             30              28             185
              % # Loans                                  0.00%          0.00%           0.00%          0.00%
FORECLOSURE   Balance                                                                    38,7           38,7
              % Balance                  0.00%           0.00%          0.00%           0.02%          0.02%
              # Loans                                                                       1              1
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
BANKRUPTCY    Balance                     49,2            15,0           52,8            40,0         157,09
              % Balance                  0.02%           0.01%          0.02%           0.02%          0.07%
              # Loans                        3                                                             7
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
REO           Balance
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                     49,2        3,235,72         842,25           786,7      4,914,064
              % Balance                  0.02%           1.52%          0.39%           0.37%          2.30%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Triggers, Adj. Rate Cert. And Miscellaneous Report
Trigger Events                                                                                    Total
Overcollateralization Trigger Event Occurred?                                                            No

Adjustable Rate Certificate Information                                                           Total
Current LIBOR                                                                                      5.590000%
Next LIBOR                                                                                         5.590000%
Next Notes Pass Through Rate                                                                       5.960000%
Net Funds Cap Rate                                                                                11.472329%
Net Funds Cap Carry-Forward Amount

Additional Information                                          Adjustable        Fixed           Total

 SPACE INTENTIONALLY LEFT BLANK

Other Related Information
Additional Information                                                                            Total
POOL INFORMATION
Beginning Pool & Prefunded Balance                                                              286,282,880.
Total Principal Received                                                                          (2,605,146
Draws                                                                                              1,039,026
Ending Pool & Prefunded Balance                                                                 284,716,759.

PREFUNDING INFORMATION
Beginning Prefunding Balance                                                                    105,273,487.
Prefunding Withdrawals                                                                            (9,639,679
Prefunding Termination
Ending Prefunding Amount                                                                         72,084,713.
Interest Earned On Prefunding Account
Beginning Capitalized Interest Balance                                                             1,256,726
Capitalized Interest Requirement                                                                      209,85
Capitalized Interest Termination
Ending Capitalized Interest Account                                                                1,046,868